Form 10-K
CITIGROUP MORTGAG LOAN TRUST SERIES 2003-UP3
filed 2004-03-30
CIK 1271500

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-107958-02


        Citigroup Mortgage Loan Trust
        Mortgage Pass-Through Certificates
        Series 2003-UP3

     (Exact name of registrant as specified in its charter)


  Delaware                                            01-0791848
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

  Citigroup Mortgage Loan Trust, Inc.
  390 Greenwich Street
  New York, New York                             10013
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (212) 816-6000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X



 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.



         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                            7
             Class A-2                           13
             Class A-3                            7
             Class B-1                            3
             Class B-2                            3
             Class B-3                            3
             Class B-4                            1
             Class B-5                            1
             Class B-6                            1
             Class IO-1                           1
             Class IO-2                           1
             Class IO-3                           1
             Class PO-1                           1
             Class PO-2                           1
             Class PO-3                           1
             Class R                              1

             Total:                              46


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Union Planters National Bank, as Master Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Union Planters National Bank, as Master Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Union Planters National Bank, as Master Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On January 12, 2004 a report on Form 8-K was filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.




   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Citigroup Mortgage Loan Trust
     Mortgage Pass-Through Certificates
     Series 2003-UP3
     (Registrant)



  Signed: Citicorp Mortgage Loan Trust Inc., as Depositor


  By:  Susan Mills as Assistant Vice President

  By: /s/ Susan Mills, Assistant Vice President

  Dated: March 30, 2004



  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.


Exhibit Index

Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification



  Re: Citigroup Mortgage Loan Trust, Series 2003-UP3
      Mortgage Pass-Through Certificates, Series
      2003-UP3

  I,Susan Mills, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of Citigroup Mortgage Loan Trust Inc. Mortgage Pass-Through Certificates, Series 2003-UP3 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing or similar agreement, is included in these reports;


  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing or similar agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing or similar agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unafilliated parties:
     Union Planters National Bank and Wells Fargo Bank, N.A.




     Date: March 30, 2004

     /s/ Susan Mills
     Signature

     Assistant Vice President
     Title

  Ex-99.1 (a)

PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
1000 Morgan Keegan Tower
Fifty North Front Street
Memphis TN 38103
Telephone (901) 522-2000
Facsimile (901) 523-2045

Report of Independent Accountants

To the Board of Directors and Shareholders of Union Planters Corporation and
Union Planters Mortgage, Inc.

We have examined management's assertion about Union Planters Mortgage, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

March 12, 2004


  Ex-99.2 (a)

Exhibit 1

UNION
PLANTERS
MORTGAGE    (logo)

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 12, 2004

As of and for the year ended December 31, 2003, Union Planters Mortgage, Inc. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $100,000,000 and $40,000,000 respectively.

/s/ Lou Ann Poynter
Lou Ann Poynter
Senior Executive Vice President
Manager, Mortgage Banking
Union Planters Bank, N.A.
& Chairman of the Board of
Union Planters Mortgage, Inc.

/s/ Morgan McCarty
Morgan McCarty
Executive Vice President
Union Planters Bank, N.A.
& President & Chief Executive Officer
of Union Planters Mortgage, Inc.


Post Office Box 18001, Hattiesburg, Mississippi 39404-8001
215 Forrest Street, Hattiesburg, Mississippi 39401-3476
601-554-2270 * WATS 1-800-986-2462


  Ex-99.3 (a)

(Logo) UNION PLANTERS MORTGAGE

A DIVISION OF UNION PLANTERS NATIONAL BANK

STATEMENT AS TO COMPLIANCE

Citigroup Mortgage Loan Trust, Series 2003-UP3
Mortgage Pass-Through Certificates

I, THOMAS W. LONG, hereby certify that I am duly appointed VICE-PRESIDENT of Union Planters Mortgage, Inc. (the "Master Servicer"), and further certify as follows:

1. This certification is being made pursuant to the terms of the Pooling and Servicing Agreement, dated as of July 1, 2003, (the "Agreement"), among Salomon Brothers Mortgage Securities VII, Inc., as depositor, the Master Servicer, as master servicer and Wells Fargo Bank Minnesota, National Association, as trustee.

2. I have reviewed the activities of the Master Servicer during the preceding year and the Master Servicer's performance under the Agreement and to the best of my knowledge, based on such review, the Master Servicer has fulfilled all of its obligations under the Agreement throughout the year. Capitalized terms not otherwise defined herein have the meanings set forth in the Agreement.

Dated: 03/16/04

IN WITNESS WHEREOF, the undersigned has executed this certificate as of 03/14/04.

By: /s/ Thomas W. Long
Name: THOMAS W. LONG
Title: VICE-PRESIDENT

I, RAYFORD E. JOHNS, JR., a (an) BANKING OFFICER of the Master Servicer, hereby certify that THOMAS W. LONG is a duly elected, qualified, and acting VICE-PRESIDENT of the Master Servicer and that the signature appearing above is his/her genuine signature.

IN WITNESS WHEREOF, the undersigned has executed this Certificates of 03/16/04.

By: /s/ Rayford E. Johns, JR.
RAYFORD E JOHNS, JR.
Title: BANKING OFFICER

P.O. Box 1860 . Memphis, TN 38101-1860
Customer Service Assistance: 1-800-322-9903 (Toll Free) . (901) 580-6280 (Local)



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                              508,007.43          3,479,771.58                 0.00              83,607,228.42
   A-2                            1,058,674.02          7,881,135.08                 0.00             173,605,864.92
   A-3                              147,729.15            744,861.22                 0.00              24,580,138.78
   B-1                               32,108.41             20,523.94                 0.00               5,483,776.06
   B-2                               24,553.08             15,694.52                 0.00               4,193,405.48
   B-3                               17,942.75             11,469.14                 0.00               3,064,430.86
   B-4                                9,443.00              6,036.04                 0.00               1,612,763.96
   B-5                                9,443.00              6,036.04                 0.00               1,612,763.96
   B-6                               19,851.87             12,689.47                 0.00               3,390,488.76
   IO-1                              87,765.95                  0.00                 0.00                       0.00
   IO-2                             129,404.00                  0.00                 0.00                       0.00
   IO-3                              10,184.92                  0.00                 0.00                       0.00
   PO-1                                   0.00             78,478.83                 0.00               1,762,105.17
   PO-2                                   0.00            106,929.95                 0.00               5,832,443.05
   PO-3                                   0.00             22,495.98                 0.00               2,661,551.02
   R                                      0.00                  0.00                 0.00                       0.00